Form 10-K
period 1997-12-31
BAY VIEW SECURITIZATION CORP
filed 1998-03-31
CIK 1026808

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                           _________________________
                                   FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT   OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR
[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ___________________to____________________

      Commission file number 333-16233


                      BAY VIEW SECURITIZATION CORPORATION
       (originator of the Bay View 1997-RA-1 Auto Trust discussed herein)
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    93-1225376
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
  of incorporation or organization)


    C/O BAY VIEW CAPITAL CORPORATION
       1840 Gateway Drive 94404                           94404
        San Mateo, California                           (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (650) 573-7300
          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.        YES [X]  NO [ ]


                    DOCUMENTS INCORPORATED BY REFERENCE : NONE

                                     PART I

Terms not otherwise defined herein have the meanings set forth in the Pooling and Servicing Agreement (the "PSA") relating the Bay View 1997-RA-1 Auto Trust.

Item 1.  Business
-------  --------

     The sole and only "business" of the Trust is the collection and distribution of payments on the motor vehicle receivables, in the manner described in the Registration Statement. Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

ITEM 2.   PROPERTIES
--------------------

     The Trust does not have any physical properties. Accordingly, this item is inapplicable.

Item 3.   Legal Proceedings
---------------------------

     There are no material pending legal proceedings involving either the Trust, or, with respect to any Certificates or any other trust property, involving the Trustee or Bay View Securitization Corporation ("BVSC").

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No votes or consents of Certificateholders were solicited during the preceding fiscal year for any purpose.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

     There is no established public trading market for the Certificates.

     As of December 31, 1997, there were 19 registered Certificateholders. Since the Trust pays no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99-1 for information with respect to distributions to Certificateholders.

ITEM 6.   SELECTED FINANCIAL DATA
----------------------------------

     No financial data is required of BVSC, as Registrant (Registration Statement No. 333-16233 on Form S-3), inasmuch as the Registration Statement was filed for and on behalf of the Trust and, furthermore, because BVSC is not a guarantor of any of the payments due from the Trust to Certificateholders.

     The regular monthly report form, which the Trustee is required to include with each monthly distribution of Trust assets to Certificateholders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the PSA to be reportable to Certificateholders.

     The Bay View 1997 RA-1 Auto Trust Monthly Servicer's Certificate Reports ("Monthly Reports") for the months ending January 31, 1997 through December 31, 1997 are incorporated herein by reference and attached hereto as Exhibit No. 99-1.

     The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide meaningful additional information.

                                    PART II


ITEM 7.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

  Because of the limited business activity of the Trust, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

  Because of the limited business activity of the Trust, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  -------  -------------------------------------------

  As discussed above, furnishing the traditional financial information required by Item 8 of Form 10-K would not add relevant information to that provided by the foregoing statements. Because the Certificates are essentially "passthrough" securities, the Trust will have "income" only in the limited sense of collecting payments on the Receivables. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facility. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the "income" and "expenses" of the Trust.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

  Not applicable.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

  Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

  As of December 31, 1997, there were 19 registered Certificateholders, all of whom maintained their security positions with the Depository Trust Company. While some of these Certificateholders' security positions in the Trust exceeded 5% of the outstanding Certificate Balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

  BVSC received payments from the Trust in accordance with the terms of the PSA.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

  Incorporated herein and attached hereto as Exhibit 99-1 is a copy of the Monthly Reports to the Trust, for the months ending January 31, 1997, February 28, 1997, March 31, 1997, April 30, 1997, May 31, 1997, June 30, 1997, July 31,
1997, August 31, 1997, September 30, 1997, October 31, 1997, November 30, 1997,
and December 31, 1997. A copy of the Independent Accountants' report is incorporated herein and attached hereto as Exhibit 99-2.

  Current Reports on Form 8-K including Monthly Reports for the months ending September 30, 1997, October 31, 1997, and November 30, 1997 were filed in the quarter ended December 31, 1997.

(a)(3) Exhibits

                                                                                       Reference to prior filing
     Regulation S-K                                                                        or Exhibit number
     Exhibit Number                           Document                                      attached hereto
-------------------------   -----------------------------------------------         -------------------------------
          3.1                    Certificate of Incorporation of Bay View                          *
                                 Securitization Corporation
          3.2                    Bylaws of Bay View Securitization Corporation                     *
          4.1                    Form of Pooling and Servicing Agreement for                      **
                                 Grantor Trusts, including Form of Certificates
          4.2                    Form of Standard Terms and Conditions of Bay                     **
                                 View Grantor Trusts
          4.3                    Form of Pooling and Servicing Agreement for                      **
                                 Trusts other than Grantor Trusts, including
                                 Form of Certificates
           10                    Form of Purchase Agreement                                       **
         99.1                    Monthly Reports                                                99.1
         99.2                    Independent Accountants' Report                                99.2

* Filed as an exhibit to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 1996 (File No 333-16233)

** Filed as an exhibit to Pre-Effective Amendment No. One of the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 3, 1997.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on behalf of Bay View Securitization Corporation by the undersigned thereunto duly authorized.


                                   BY:   BAY VIEW SECURITIZATION CORPORATION
                                         (ORIGINATOR OF TRUST)
                                         BAY VIEW 1997 RA-1 AUTO TRUST



DATED:  MARCH 31, 1998             BY:   /S/ DAVID A. HEABERLIN
                                         ----------------------
                                         DAVID A. HEABERLIN
                                         TREASURER AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

            Exhibit No.                           Document
            -----------         ----------------------------------------

               99.1                    Monthly Reports

               99.2                    Indepent Accountants' Report