Form 10-K
period 1999-12-31
BAY VIEW SECURITIZATION CORP
filed 2000-03-30
CIK 1026808

================================================================================

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                           _________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

     Commission file number 333-16233

[CAPTION]

                                                BAY VIEW SECURITIZATION CORPORATION
                         (originator of the Bay View 1997-RA-1 and 1999-LG-1 Auto Trusts discussed herein)
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


       Registrant's telephone number, including area code: (650) 294-7714
          Securities registered pursuant to Section 12(b) of the Act:

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

                                     Part I

     Terms not otherwise defined herein have the meanings set forth in the Pooling and Servicing Agreement (the "PSA") relating the Bay View 1997-RA-1 and 1999-LG-1 Auto Trusts.

Item 1.   Business
------------------

     Bay View Securitization Corporation, or "BVSC", is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through Trusts. Two Trusts have been originated by BVSC: the Bay View 1997-RA-1 and 1999-LG-1 Auto Trusts, or the "Trusts". The only "business" of the Trusts is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-16233). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.   Properties
--------------------

     BVSC and the Trusts do not have any physical properties.  Accordingly, this item in inapplicable.

Item 3.   Legal Proceedings
---------------------------

     There were no material legal proceedings involving BVSC, the Trusts, or, any Certificates involving the Trustee which were pending at December 31, 1999, or as of the date of this report.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No votes or consents of Certificate-holders were solicited during fiscal year 1999 for any purpose.

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

     There is no established public trading market for the Certificates.

     As of December 31, 1999, there were 10 registered Certificate-holders of the Bay View 1997-RA-1 Trust and 27 registered Certificate-holders of the Bay View 1999-LG-1 Trust. Since the Trusts pay no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trusts. See Exhibit No. 99.1 for information with respect to distributions to Certificate-holders.

Item 6.   Selected Financial Data
----------------------------------

     No financial data is required of BVSC, as Registrant, inasmuch as the Registration Statement on Form S-3 (File No. 333-16233) was filed for and on behalf of the Trusts and, furthermore, because BVSC is not a guarantor of any of the payments due from the Trusts to Certificate-holders.

     The regular monthly report forms, which the Trustee are required to include with each monthly distribution of the Trusts' assets to Certificate-holders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the PSA to be reported to Certificate-holders.

     The Trusts' Monthly Servicer's Certificate Reports, referred to as the "Monthly Reports", for the months ended January 31, 1999 through December 31, 1999 are incorporated herein by reference and attached hereto as Exhibit No. 99.1.

     The foregoing presents all relevant financial information relating to the Trusts. Because of the limited business activity of the Trusts, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Part II

Item 7.   Management's  Discussion and Analysis of Financial Condition and
--------------------------------------------------------------------------
Results of Operations
---------------------

  Because of the limited business activity of the Trusts, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

  Because of the limited business activity of the Trusts, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 8.   Financial Statements and Supplementary Data
-----------------------------------------------------

  As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Certificates are essentially "pass-through" securities, the Trusts will have "income" only in the limited sense of collecting payments on the motor vehicle-related receivables. The only material items of "expense" for the Trusts will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the "income" and "expenses" of the Trusts.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

  None.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant
-------------------------------------------------------------

  Not applicable.

Item 11.   Executive Compensation
---------------------------------

  Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

  As of December 31, 1999, there were 10 registered Certificate-holders of the Bay View 1997-RA-1 Trust and 27 registered Certificate-holders of the Bay View 1999-LG-1 Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Certificate-holders' security positions in the Trusts exceeded 5% of the outstanding Certificate Balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.   Certain Relationships and Related Transactions
---------------------------------------------------------

  BVSC received payments from the Trusts in accordance with the terms of the PSA.

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) and (2):

  Incorporated herein and attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trusts for the year ended December 31, 1999. A copy of the Independent Accountants' report is incorporated herein and attached hereto as Exhibit No. 99.2.

  Current Reports on Form 8-K including Monthly Reports for the months ended September 30, 1999, October 31, 1999 and November 30, 1999 were filed in the quarter ended December 31, 1999.

(a)(3) Exhibits:

                                                                           Reference to prior filing
       Regulation S-K                                                          or exhibit number
       Exhibit Number                          Document                         attached hereto
     -----------------------  ------------------------------------------   -------------------------
               3.1            Certificate of Incorporation of Bay View                 *
                              Securitization Corporation
               3.2            Bylaws of Bay View Securitization                        *
                              Corporation
               4.1            Form of Pooling and Servicing Agreement                  **
                              for Grantor Trusts, including Forms of
                              Certificate
               4.2            Form of Standard Terms and Conditions of                 **
                              Bay View Grantor Trusts
               4.3            Form of Pooling and Servicing Agreement                  **
                              for Trusts other than Grantor Trusts,
                              including Forms of Certificate
              10              Form of Purchase Agreement                               **
              99.1            Monthly Servicer's Certificate Reports                 99.1
              99.2            Independent Accountants' Report                        99.2

* Filed as an exhibit to the Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 1996 (File No 333-16233).
** Filed as an exhibit to Pre-Effective Amendment No. 1 to The Registrant's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 3, 1997 (File No. 333-16233).

                                   Signatures


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on behalf of Bay View Securitization Corporation by the undersigned, thereunto duly authorized.


                                   BY:  BAY VIEW SECURITIZATION CORPORATION
                                   (ORIGINATOR OF THE TRUSTS)

                                   BAY VIEW 1997 RA-1 AND 1999-LG-1 AUTO TRUSTS


Date:  March 30, 1999         By:  /s/ Scott H. Ray
                                   -----------------------------------
                                   Scott H. Ray
                                   Executive Vice President and
                                   Chief Financial Officer