Form 10-K
period 2000-12-31
BAY VIEW SECURITIZATION CORP
filed 2001-04-02
CIK 1026808

================================================================================

                                 United States

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                           -------------------------

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to____________________

     Commission file number 333-16233

                      BAY VIEW SECURITIZATION CORPORATION
             (originator of the Bay View 1997-RA-1, 1999-LG-1 and
                    2000-LJ-1 Auto Trusts discussed herein)
             (Exact name of registrant as specified in its charter)

           Delaware                                             93-1225376
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)


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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days.        YES   X    NO
                                              ----      ----

                  DOCUMENTS INCORPORATED BY REFERENCE : None

                                     Part I

     Terms not otherwise defined herein have the meanings set forth in the Pooling and Servicing Agreement (the "PSA") relating the Bay View 1997-RA-1, 1999-LG-1 and 2000-LJ-1 Auto Trusts.

Item 1.   Business
- ------------------

     Bay View Securitization Corporation, or "BVSC", is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through Trusts. Three Trusts have been originated by BVSC: the Bay View 1997-RA-1, 1999-LG-1 and 2000-LJ-1 Auto Trusts, or the "Trusts". The only "business" of the Trusts is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-16233). Accordingly, there is no relevant information to report in response to
Item 101 of Regulation S-K.

Item 2.   Properties
- --------------------

     BVSC and the Trusts do not have any physical properties.  Accordingly, this item is inapplicable.

Item 3.   Legal Proceedings
- ---------------------------

     There were no material legal proceedings involving BVSC, the Trusts, or, any Certificates involving the Trustee which were pending at December 31, 2000, or as of the date of this report.

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------

     No votes or consents of Certificate-holders were solicited during fiscal year 2000 for any purpose.

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------------
Matters
- -------

     There is no established public trading market for the Certificates.

     As of December 31, 2000, there were no registered Certificate-holders of the Bay View 1997-RA-1 Trust as the certificates were repurchased in August 2000. As of December 31, 2000, there were 24 registered Certificate-holders of the Bay View 1999-LG-1 Trust and 34 registered Certificate-holders of the Bay View 2000-LJ-1 Trust. Since the Trusts pay no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trusts. See Exhibit No. 99.1 for information with respect to distributions to Certificate-holders.

Item 6.   Selected Financial Data
- ----------------------------------

     No financial data is required of BVSC, as Registrant, inasmuch as the Registration Statement on Form S-3 (File No. 333-16233) was filed for and on behalf of the Trusts and, furthermore, because BVSC is not a guarantor of any of the payments due from the Trusts to Certificate-holders.

     The regular monthly report forms, which the Trustee is required to include with each monthly distribution of the Trusts' assets to Certificate-holders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the PSA to be reported to Certificate-holders.

     The Trusts' Monthly Servicer's Certificate Reports, referred to as the "Monthly Reports", for the months ended January 31, 2000 through December 31, 2000 are incorporated herein by reference and attached hereto as Exhibit No. 99.1.

     The foregoing presents all relevant financial information relating to the Trusts. Because of the limited business activity of the Trusts, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Part II

Item 7.   Management's  Discussion and Analysis of Financial Condition and
- --------------------------------------------------------------------------
Results of Operations
- ---------------------

     Because of the limited business activity of the Trusts, the presentation of Management's Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk
- ---------------------------------------------------------------------

     Because of the limited business activity of the Trusts, the presentation of Quantitative and Qualitative Disclosures About Market Risk, as required by Item 305 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

Item 8.   Financial Statements and Supplementary Data
- -----------------------------------------------------

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
Financial Disclosure
- --------------------

     None.

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant
- -------------------------------------------------------------

     Not applicable.

Item 11.   Executive Compensation
- ---------------------------------

     Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
- -------------------------------------------------------------------------

     As of December 31, 2000, there were 24 registered Certificate-holders of the Bay View 1999-LG-1 Trust and 34 registered Certificate-holders of the Bay View 2000-LJ-1 Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Certificate-holders' security positions in the Trusts exceeded 5% of the outstanding Certificate Balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.   Certain Relationships and Related Transactions
- ---------------------------------------------------------

     BVSC received payments from the Trusts in accordance with the terms of the PSA.

                                    Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
- --------------------------------------------------------------------------

(a)(1) and (2):

     Incorporated herein and attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trusts for the year ended December 31, 2000. A copy of the Independent Accountants' report is incorporated herein and attached hereto as Exhibit No. 99.2.

     Current Reports on Form 8-K including Monthly Reports for the months ended September 30, 2000, October 31, 2000 and November 30, 2000 were filed in the quarter ended December 31, 2000.

(a)(3) Exhibits:

                                                                      Reference to prior filing
  Regulation S-K                                                          or exhibit number
  Exhibit Number                          Document                         attached hereto
- -----------------------  ------------------------------------------   -------------------------
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


                                    By:  BAY VIEW SECURITIZATION CORPORATION
                                         (ORIGINATOR OF THE TRUSTS)

                                         BAY VIEW 1997 RA-1, 1999-LG-1 AND
                                         2000-LJ-1 AUTO TRUSTS



Date:  April 2, 2001                By: /s/ Mark E. Lefanowicz
                                        ---------------------------------------
                                        Mark E. Lefanowicz
                                        Executive Vice President and
                                        Chief Financial Officer