Form 10-K405
period 2001-12-31
BAY VIEW SECURITIZATION CORP
filed 2002-03-29
CIK 1026808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 333-16233

BAY VIEW SECURITIZATION CORPORATION
(originator of the Bay View 1999-LG-1 and 2000-LJ-1 Auto Trusts discussed herein)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-1225376 (I.R.S. Employer Identification No.)

c/o Bay View Capital Corporation 1840 Gateway Drive San Mateo, California (Address of principal executive offices)	94404 (Zip Code)

Registrant’s telephone number, including area code:    (650) 294-7714

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES ☒    NO ☐

DOCUMENTS INCORPORATED BY REFERENCE:    None

PART I

Terms not otherwise defined herein have the meanings set forth in the Pooling and Servicing Agreement (the “PSA”) relating the Bay View 1999-LG-1 and 2000-LJ-1 Auto Trusts.

Item 1.    Business

Bay View Securitization Corporation, or “BVSC”, is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through Trusts. Three Trusts have been originated by BVSC: the Bay View 1997-RA-1, 1999-LG-1 and 2000-LJ-1 Auto Trusts, or the “Trusts”. The only “business” of the Trusts is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-16233). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2.    Properties

BVSC and the Trusts do not have any physical properties. Accordingly, this item is inapplicable.

Item 3.    Legal Proceedings

There were no material legal proceedings involving BVSC, the Trusts, or, any Certificates involving the Trustee which were pending at December 31, 2001, or as of the date of this report.

Item 4.    Submission of Matters to a Vote of Security Holders

No votes or consents of Certificate-holders were solicited during fiscal year 2001 for any purpose.

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

There is no established public trading market for the Certificates.

As of December 31, 2000, there were no registered Certificate-holders of the Bay View 1997-RA-1 Trust as the certificates were repurchased in August 2000. As of December 31, 2001, there were 24 registered Certificate-holders of the Bay View 1999-LG-1 Trust and 34 registered Certificate-holders of the Bay View 2000-LJ-1 Trust. Since the Trusts pay no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trusts.

Item 6.    Selected Financial Data

No financial data is required of BVSC, as Registrant, in as much as the Registration Statement on Form S-3 (File No. 333-16233) was filed for and on behalf of the Trusts and, furthermore, because BVSC is not a guarantor of any of the payments due from the Trusts to Certificate-holders.

The regular monthly report forms, which the Trustee is required to include with each monthly distribution of the Trusts’ assets to Certificate-holders, sets forth for the prior calendar month, as well as cumulatively, all of the relevant financial information required by the PSA to be reported to Certificate-holders.

The Trusts’ Monthly Servicer’s Certificate Reports, referred to as the “Monthly Reports”, for the months ended January 31, 2001 through December 31, 2001 have been previously filed as indicated at Part IV. Item 14. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

The foregoing presents all relevant financial information relating to the Trusts. Because of the limited business activity of the Trusts, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

PART II

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because of the limited business activity of the Trusts, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Monthly Reports (filed under Current Reports on Form 8-K) as described above.

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

Item 8.    Financial Statements and Supplementary Data

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Certificates are essentially “pass-through” securities, the Trusts will have “income” only in the limited sense of collecting payments on the motor vehicle-related receivables. The only material items of “expense” for the Trusts will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Monthly Reports contained in the Current Reports on Form 8-K provide complete information on the amounts of the “income” and “expenses” of the Trusts.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Not applicable.

Item 11.    Executive Compensation

Not applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2001, there were 24 registered Certificate-holders of the Bay View 1999-LG-1 Trust and 34 registered Certificate-holders of the Bay View 2000-LJ-1 Trust, all of whom maintained their security positions with the Depository Trust Company. While some of these Certificate-holders’ security positions in the Trusts exceeded 5% of the outstanding Certificate Balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13.    Certain Relationships and Related Transactions

BVSC received payments from the Trusts in accordance with the terms of the PSA.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2):

Incorporated herein and/or attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trusts for the year ended December 31, 2001. A copy of the Independent Accountants’ report is incorporated herein and attached hereto as Exhibit No. 99.2.

Current Reports on Form 8-K including Monthly Reports for the months ended September 30, 2001, October 31, 2001 and November 30, 2001 were filed in the quarter ended December 31, 2001.

(a)(3) Exhibits:

Regulation S-K Exhibit Number	Document	Reference to prior filing or exhibit number attached hereto

3.1	Certificate of Incorporation of Bay View Securitization Corporation	*

3.2	Bylaws of Bay View Securitization Corporation	*

4.1	Form of Pooling and Servicing Agreement for Grantor Trusts, including Forms of Certificate	**

4.2	Form of Standard Terms and Conditions of Bay View Grantor Trusts	**

4.3	Form of Pooling and Servicing Agreement for Trusts other than Grantor Trusts, including Forms of Certificate	**

10	Form of Purchase Agreement	**

99.1	Monthly Servicer’s Certificate Reports dated:

	January 31, 2001	99.1a

	February 28, 2001	99.1b

	March 31, 2001	99.1c

	April 30, 2001	99.1d

	May 31, 2001	99.1e

	June 30, 2001	99.1f

	July 31, 2001	99.1g

	August 31, 2001	99.1h

	September 30, 2001	99.1i

	October 31, 2001	99.1j

	November 30, 2001	99.1k

	December 31, 2001	99.1l

99.2	Independent Accountants’ Report	99.2

(References to Prior Filings)
*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 1996 (File No 333-16233).

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to The Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 3, 1997 (File No. 333-16233).

99.1a	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2001, filed March 14, 2001 (File No. 333-16233).

99.1b	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2001, filed March 14, 2001 (File No. 333-16233).

99.1c	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated and filed April 16, 2001 (File No. 333-16233).

99.1e	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 15, 2001, filed June 27, 2001 (File No. 333-16233).

99.1f	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 16, 2001, filed July 19, 2001 (File No. 333-16233).

99.1g	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2001, filed August 24, 2001 (File No. 333-16233).

99.1h	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 17, 2001, filed September 25, 2001 (File No. 333-16233).

99.1i	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2001, filed October 25, 2001 (File No. 333-16233).

99.1j	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 15, 2001, filed November 21, 2001 (File No. 001-14879).

99.1k	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2001, filed December 20, 2001 (File No. 333-16233).

99.1l	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2002, filed January 22, 2002 (File No. 333-16233).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on behalf of Bay View Securitization Corporation by the undersigned, thereunto duly authorized.

	By:	BAY VIEW SECURITIZATION CORPORATION (ORIGINATOR OF THE TRUSTS)
BAY VIEW 1999 LG-1 AND 2000-LJ-1 AUTO TRUSTS

Date: March 28, 2002	By:	/s/ John W. Rose
John W. Rose Executive Vice President and Chief Financial Officer