Form 10-K
period 2002-12-31
BAY VIEW SECURITIZATION CORP
filed 2003-03-31
CIK 1026808

United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-16233

BAY VIEW SECURITIZATION CORPORATION

(originator of the Bay View 1999-LG-1, 2000-LJ-1 and 2002-LJ-1 Auto Trusts discussed herein)
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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES [X]   NO [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

DOCUMENTS INCORPORATED BY REFERENCE : None

Part I

     Terms not otherwise defined herein have the meanings set forth in the Pooling and Servicing Agreement (the “PSA”) relating the Bay View 1999-LG-1, 2000-LJ-1 and 2002-LJ-1 Auto Trusts.

Item 1. Business

     Bay View Securitization Corporation, or “BVSC”, a wholly owned subsidiary of Bay View Capital Corporation (the “Company”), is a Delaware Corporation formed for the sole purpose of issuing asset-backed securities through Trusts. At December 31, 2002, there were three active Trusts formed by BVSC: the Bay View 1999-LG-1, 2000-LJ-1 and 2002-LJ-1 Auto Trusts, or the “Trusts”. The only “business” of the Trusts is the collection and distribution of payments on the motor vehicle receivables in the manner described in the Registration Statement on Form S-3 (File No. 333-16233). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties

     BVSC and the Trusts do not have any physical properties. Accordingly, this item is inapplicable.

Item 3. Legal Proceedings

     There were no material legal proceedings involving BVSC, the Trusts, or, any certificates involving the Trustee which were pending at December 31, 2002, or as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     No votes or consents of certificate-holders were solicited during fiscal year 2002 for any purpose.

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     There is no established public trading market for the certificates.

     As of December 31, 2002, there were 17 registered certificate-holders of the Bay View 1999-LG-1 Trust, 21 holders of the Bay View 2000-LJ-1 Trust and 25 holders of the Bay View 2002-LJ-1 Trust. Since the Trusts pay no dividends with respect to the Certificates, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trusts.

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

     The Trusts’ Monthly Servicer’s Certificate Reports, referred to as the “Monthly Reports”, for the months ended January 31, 2002 through December 31, 2002 have been previously filed as indicated at Part IV. Item 15. “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required by Item 304 of Regulation S-K was previously filed as part of the Company’s Current Reports on Form 8-K filed on May 31, 2002 and June 14, 2002.

Part III

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 2002, there were 17 registered Certificate-holders of the Bay View 1999-LG-1 Trust, 21 holders of the Bay View 2000-LJ-1 Trust and 25 holders of the Bay View 2002-LJ-1, all of whom maintained their security positions with the Depository Trust Company. While some of these certificate-holders’ security positions in the Trusts exceeded 5% of the outstanding certificate balance, such securities do not constitute voting securities within the meaning of Item 403 of Regulation S-K.

Item 13. Certain Relationships and Related Transactions

     BVSC received payments from the Trusts in accordance with the terms of the PSA.

Item 14. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 12(a) – and 15(d)- 14(c)) as of a date within 90 days of the filing of this annual report, have concluded that, as of such date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2):

     Incorporated herein and/or attached hereto as Exhibit No. 99.1 are copies of the Monthly Reports to the Trusts for the year ended December 31, 2002. A copy of the Independent Auditors’ report is incorporated herein and attached hereto as Exhibit No. 99.2.

     Current Reports on Form 8-K including Monthly Reports for the months ended September 30, 2002, October 31, 2002 and November 30, 2002 were filed in the quarter ended December 31, 2002.

(a)(3) Exhibits:

Reference to prior filing
Regulation S-K		or exhibit number
Exhibit Number	Document	attached hereto

3.1	Certificate of Incorporation of Bay View Securitization Corporation	*
3.2	Bylaws of Bay View Securitization Corporation	*
4.1	Form of Pooling and Servicing Agreement for Grantor Trusts, including Forms of Certificate	**
4.2	Form of Standard Terms and Conditions of Bay View Grantor Trusts	**
4.3	Form of Pooling and Servicing Agreement for Trusts other than Grantor Trusts, including Forms of Certificate	**
10	Form of Purchase Agreement	**
99.1	Bay View 1999 LG-1 and 2000-LJ-1 Auto Trusts Monthly Servicer’s Certificate Reports dated:
	January 31, 2002	99.1a.1
	February 28, 2002	99.1b.1
	March 31, 2002	99.1c.1
	April 30, 2002	99.1d.1
	May 31, 2002	99.1e.1
	June 30, 2002	99.1f.1
	July 31, 2002	99.1g.1
	August 31, 2002	99.1h.1
	September 30, 2002	99.1i.1
	October 31, 2002	99.1j.1
	November 30, 2002	99.1k.1
	December 31, 2002	99.1l.1
Bay View 2002-LJ-1 Auto Trust Monthly Servicer’s Certificate Reports dated:
	September 30, 2002	99.1m.1
	October 31, 2002	99.1n.1
	November 30, 2002	99.1o.1
	December 31, 2002	99.1p.1
99.2	Independent Accountants’ Report	99.2

(References to Prior Filings)

*	Filed as an exhibit to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 16, 1996 (File No 333-16233).

**	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 3, 1997 (File No. 333-16233).

99.1a.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2002, filed February 22, 2002 (File No. 333-16233).

99.1b.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2002, filed March 22, 2002 (File No. 333-16233).

99.1c.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated April 15, 2002, filed April 23, 2002 (File No. 333-16233).

99.1d.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2002, filed May 21, 2002 (File No. 333-16233).

99.1e.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2002, filed June 25, 2002 (File No. 333-16233).

99.1f.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 15, 2002, filed July 24, 2002 (File No. 333-16233).

99.1g.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 15, 2002, filed August 22, 2002 (File No. 333-16233).

99.1h.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 16, 2002, filed September 23, 2002 (File No. 333-16233).

99.1i.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2002, filed October 25, 2002 (File No. 333-16233).

99.1j.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 15, 2002, filed November 25, 2002 (File No. 333-16233).

99.1k.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2002, filed December 26, 2002 (File No. 333-16233).

99.1l.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2003, filed January 27, 2003 (File No. 333-16233).

99.1m.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2002, filed October 25, 2002 (File No. 333-16233).

99.1n.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated November 15, 2002, filed November 25, 2002 (File No. 333-16233).

99.1o.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2002, filed December 26, 2002 (File No. 333-16233).

99.1p.1	Filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated January 15, 2003, filed January 27, 2003 (File No. 333-16233).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on behalf of Bay View Securitization Corporation by the undersigned, thereunto duly authorized.

		BY:	BAY VIEW SECURITIZATION CORPORATION (ORIGINATOR OF THE TRUSTS)

BAY VIEW 1999 LG-1, 2000-LJ-1 AND 2002-LJ-1 AUTO TRUSTS

Date:	March 31, 2003	By:	/s/ John Okubo

John Okubo Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Charles G. Cooper, certify that:

1.     I have reviewed this annual report on Form 10-K of Bay View Securitization Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Charles G. Cooper

Charles G. Cooper President and Chief Executive Officer

CERTIFICATIONS

I, John Okubo, certify that:

1.     I have reviewed this annual report on Form 10-K of Bay View Securitization Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ John Okubo

John Okubo Executive Vice President and Chief Financial Officer